Form 10-Q
period 2006-03-04
JUMPKING INC; ICON HEALTH & FITNESS INC; ICON IP INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON INTERNATIONAL HOLDINGS INC; UNIVERSAL TECHNICAL SERVICES INC; 510152 N B LTD
filed 2006-04-18
CIK 1101201, 934798, 1182076, 1174469, 1174470, 785312, 1101200, 1101202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended March 4, 2006

OR

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number:  333-93711

ICON HEALTH & FITNESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0531206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 South 1000 West
Logan, UT, 84321
(Address and zip code of principal executive offices)

(435) 750-5000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, 1000 shares outstanding as of March 4, 2006.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

March 4, 2006	May 31, 2005	February 26, 2005

ASSETS	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash	$5,985	$5,397	$8,948
Accounts receivable, net	197,649	123,457	247,912
Inventories, net:
Raw materials	38,464	61,408	69,216
Finished goods	117,866	97,174	87,282

Total inventories, net	156,330	158,582	156,498
Deferred income taxes	572	177	12,049
Income taxes receivable	2,249	25,610	21,361
Other current assets	11,515	10,652	19,991
Current assets of discontinued operations	-	9,542	19,328

Total current assets	374,300	333,417	486,087

Property and equipment	120,844	140,603	136,350
Less accumulated depreciation	(75,950)	(63,274)	(59,644)

Property and equipment, net	44,894	77,329	76,706
Goodwill	6,342	5,719	5,245
Intangible assets, net	19,242	25,976	28,605
Deferred income taxes	92	83	11,102
Other assets, net	21,289	18,191	20,456

$466,159	$460,715	$628,201

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$178,021	$134,240	$207,202
Accounts payable	122,068	143,444	165,591
Accrued expenses	34,676	30,452	36,172
Income taxes payable	197	21	171
Interest payable	3,674	7,576	3,413
Current liabilities of discontinued operations	7,123	8,473	9,094

Total current liabilities	345,759	324,206	421,643

Long-term debt	153,396	153,263	153,210
Other liabilities	20,071	17,370	16,131

	519,226	494,839	590,984

Minority interest	-	5,137	5,371

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(264,280)	(243,850)	(173,534)
Accumulated other comprehensive income	9,258	2,634	3,425

Total stockholder's equity (deficit)	(53,067)	(39,261)	31,846

$466,159	$460,715	$628,201

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
March 4, 2006	February 26, 2005

Net sales	$299,439	$311,486
Cost of sales	213,329	231,233

Gross profit	86,110	80,253

Operating expenses:
Selling	37,983	41,657
Research and development	2,943	3,041
General and administrative	22,754	24,789

Total operating expenses	63,680	69,487

Income from operations	22,430	10,766

Interest expense	9,122	7,991
Amortization of deferred financing fees	493	277

Income before income taxes	12,815	2,498
Provision for income taxes	1,013	186

Income before minority interest	11,802	2,312
Minority interest in net loss of consolidated subsidiary	-	129

Income from continuing operations	11,802	2,441

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $0 in the third quarter of fiscal 2006 and $2,010
in the third quarter of fiscal 2005.	(1,524)	(3,279)

Net income (loss)	10,278	(838)

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $631 in the third quarter of fiscal 2006
and $1,228 in the third quarter of fiscal 2005	1,031	(2,004)

Comprehensive income (loss)	$11,309	$(2,842)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Nine Months Ended
March 4, 2006	February 26, 2005

Net sales	$709,060	$729,480
Cost of sales	515,862	543,621

Gross profit	193,198	185,859

Operating expenses:
Selling	94,307	108,641
Research and development	8,614	9,212
General and administrative	70,771	70,164

Total operating expenses	173,692	188,017

Income (loss) from operations	19,506	(2,158)

Interest expense	23,206	21,085
Amortization of deferred financing fees	1,256	831
Loss on extinguishment of debt	1,679	-

Loss before income taxes	(6,635)	(24,074)
Provision (benefit) for income taxes	2,092	(10,252)

Loss before minority interest	(8,727)	(13,822)
Minority interest in net loss of consolidated subsidiary	-	129

Loss from continuing operations	(8,727)	(13,693)

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $0 in the first three quarters of fiscal 2006 and $15,922
in the first three quarters of fiscal 2005.	(11,703)	(25,978)

Net loss	(20,430)	(39,671)

Other comprehensive income:
Foreign currency translation adjustment,
net of tax expense of $4,059 in the first three quarters of fiscal 2006
and $2,564 in the first three quarters of fiscal 2005	6,623	4,183

Comprehensive loss	$(13,807)	$(35,488)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Nine Months Ended
March 4, 2006	February 26, 2005

		(Revised, see Note A)
OPERATING ACTIVITIES:
Net loss	$(20,430)	$(39,671)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefit for deferred taxes	(4,463)	(12,433)
Amortization of deferred financing fees	1,256	831
(Gain) loss on disposal of fixed assets	(10)	14
Loss allocated to minority interest	-	(129)
Amortization of debt discount	134	107
Loss on extinguishment of debt	1,679	-
Depreciation and amortization	20,718	17,844
Disposal of China	847	-
Changes in operating assets and liabilities:
Accounts receivable, net	(74,192)	(70,041)
Inventories, net	2,181	9,503
Other assets, net	(655)	(2,795)
Accounts payable and accrued expenses	(4,235)	35,575
Income taxes receivable	23,524	(21,361)
Interest payable	(3,902)	(4,131)
Other liabilities	2,767	2,352
Discontinued operations	7,439	43,078

Net cash used in operating activities	(47,342)	(41,257)

INVESTING ACTIVITIES:
Purchase of property and equipment	(7,742)	(16,094)
Purchase of property and equipment-China	-	(15,965)
Disposal of property and equipment	(197)	-
Disposal of property - discontinued operations	(1,081)	(219)
Purchase of intangible assets	(1,576)	(1,860)

Net cash used in investing activities	(10,596)	(34,138)

FINANCING ACTIVITIES:
Borrowings on revolving credit facilities, net	15,251	72,573
Payments on term note	-	(1,250)
Proceeds from junior term loan	40,000	-
Minority interest	-	2,000
Payment of debt fees	(7,407)	(843)
Other	-	(6)

Net cash provided by financing activities	47,844	72,474

Effect of exchange rates on cash	10,682	6,747

Net increase in cash	588	3,826
Cash, beginning of period	5,397	5,122

Cash, end of the period	$5,985	$8,948

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

This report covers ICON Health & Fitness, Inc. and its subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 3,500 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments were comprised of normal recurring adjustments, except as noted in the Notes to Consolidated Condensed Financial Statements. Due to the seasonal nature of the Company's business, interim results are not necessarily indicative of results for the entire fiscal year. Our revenue and earnings are typically greater during our fiscal second and third quarters, which includes the majority of the holiday selling season. These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2005.

Certain prior-year amounts were reclassified to conform to the current years financial statement presentation. In addition, the Company has revised its fiscal 2005 consolidated statement of cash flows to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis. The Company had previously recorded these amounts on a combined basis.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of March 4, 2006, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123.” The Company has adopted the disclosure-only provisions of SFAS No. 123. In accordance with those provisions, no compensation expense was recognized during the nine month period ended March 4, 2006 or the nine month period ended February 26, 2005.

Warranty Reserves

The Company maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on the Company's reported results. The following table provides a reconciliation of the changes in the Company's product warranty reserve (table in thousands):

Nine Months Ended
March 4, 2006	February 26, 2005

Beginning balance	$3,627	$2,505
Additions:
Charged to costs and expenses	35	-
Deductions:
Reduction in reserve	-	(144)

Ending balance	$3,662	$2,361

Noncash Transactions

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the nine months ended March 4, 2006: On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of its Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and the Company recognized a gain of $0.8 on the sale of its interest. Pursuant to the Agreement, the Company had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. The Company did not enter into an option purchase agreement or a supply agreement within the 45 day period. The Company believes that it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet its current and future manufacturing needs.

NOTE B - ACCOUNTING CHANGES

See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE C - COMMITMENTS AND CONTINGENCIES

Insurance

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2005 to October 1, 2006 with limits of $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2005, the policy provided coverage of $10.0 million per occurrence and $10.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

Commitments

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. The Company's equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of the Company. The Company recorded purchases from this vendor of approximately $22.8 million and $16.2 million during the three-month period ended March 4, 2006 and February 26, 2005, respectively. The Company recorded purchases from this vendor of approximately $43.2 million and $79.4 million during the nine-month period ended March 4, 2006 and February 26, 2005, respectively.

On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire the Company's 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company's basis in the project after a year of activity was approximately $9.2 million and the Company recognized a gain of $0.8 on the sale of its interest. On July 30, 2005, the Foreign Subsidiary had assets of $32.5 million which included cash of $0.3 million, inventory of $1.5 million, property and equipment of $30.7 million and liabilities of $33.9 million which included payables of $4.4 million and other debt of $14.0 million. Pursuant to the Agreement, the Company had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. The Company did not enter into an option purchase agreement or a supply agreement within that 45 day period. The Company believes that it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet its current and future manufacturing needs. As a result of the Company's controlling interest in the Foreign Subsidiary for the period ended May 31, 2005, the Company's investment interest has been reported on a consolidated basis for the fiscal year ended May 31, 2005.

Legal Proceedings

On August 30, 2002, the Company filed suit against the Nautilus Group, Inc. (“Nautilus”) in the United States District Court in Utah (the"Court") claiming false advertising and trademark infringement. On November 15, 2005, a jury sided for the Company on both claims and awarded the Company $7.8 million. On March 23, 2006 the Judge ruled in a memorandum decision and upheld the jury's finding that Nautilus had committed trademark infringment and engaged in false advertising and false marketing. On April 3, 2006, the Judge ruled in a memorandum decision and upheld the jury's award of approximately $7.8 million. As of the date of this filing, the Company has not booked any amounts associated with this judgment pending Nautilus' right of appeal.

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that it infringed Nautilus’ Bowflex patents and trademarks. In May of 2005, the Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the Court’s decision. Nautilus’s trademark infringement claim remains. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

As of March 4, 2006, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position or liquidity.

On November 18, 2005, Cybergym Research, LLC (“Cybergym”) filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that the Company’s iFit technology infringes on patents held by Cybergym, and seeks preliminary and permanent injunctive relief and damages in unspecified amounts. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

The Company is also involved in several intellectual property and patent infringement claims arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, financial position or liquidity.

The Company is party to a variety of product liability lawsuits, arising in the ordinary course of its business, as a result of injuries sustained by customers while using a variety of its products. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, financial position or liquidity.

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations, financial position or liquidity.

NOTE D - THE NEW CREDIT AGREEMENT

On October 31, 2005, the Company replaced its existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time and a junior term loan (the "Junior Term Loan") of $40 million. At the Company's option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on the Company's level of excess availablity or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on the Company's level of excess availablity. If the Company meets certain EBITDA thresholds, the margins are calculated at lower rates. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's prime rate plus 6%. As a result of the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as loss on extinguishment of debt.

Outstanding borrowings under the New Credit Agreement are based on a percentage of eligible accounts receivable, inventory and property, plant and equipment. All loans under the New Credit Agreement are collateralized by a first priority security interest in all existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

The New Credit Agreement and Junior Term Loan contain a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a fixed charge coverage ratio. At March 4, 2006, the Company was in compliance with all of its debt covenants.

All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the New Credit Agreement. If the Company were to default under the New Credit Agreement, the lenders would foreclose on the pledge and take control of the Company.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a material adverse effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for, the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has classified the outstanding borrowings under the New Credit Agreement as a short-term liability.

NOTE E - DISCONTINUED OPERATIONS

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The results of operations for the three months and the nine months ended March 4, 2006 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $1.5 million and $3.3 million for the three months ended March 4, 2006 and February 26, 2005, respectively. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $11.7 million and $26.0 million for the nine months ended March 4, 2006 and February 26, 2005, respectively.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company's JumpKing subsidiary to an unrelated third party (the “Buyer”) . The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to the Buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for the continued manufacturing by the Buyer. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to the Company calculated as 1.5% of the gross selling price for the spa business products sold by the Buyer over the three-year licensing period.

In conjunction with the discontinuance of the Outdoor Recreational Equipment Operations, the Company performed an evaluation of its long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets were subject to an impairment loss of approximately $0.4 million in the fiscal year ended May 31, 2005 and $1.0 million through the third quarter of fiscal 2006 ending March 4, 2006.

The following is a summary of the Company's discontinued operations for the three and nine months ended March 4, 2006 and February 26, 2005 (in thousands):

Three Months Ended
March 4, 2006	February 26, 2005

Gross profit	$400	$765
Selling expenses	(791)	(3,759)
Research and development	-	(125)
General and administrative	(1,133)	(2,170)
Income tax benefit	-	2,010

Loss from discontinued operations	$(1,524)	$(3,279)

Nine Months Ended
March 4, 2006	February 26, 2005

Gross profit	$(7,275)	$7,162
Selling expenses	(1,281)	(16,340)
Research and development	-	(564)
General and administrative	(2,179)	(6,223)
Impairment loss	(968)	(25,935)
Income tax benefit	-	15,922

Loss from discontinued operations	$(11,703)	$(25,978)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

March 4, 2006	February 26, 2005

ASSETS
Current assets:
Trade accounts receivable	$-	$9,868
Assets held for sale:
Inventory	-	8,295
Property plant and equipment	-	1,164

Total assets of discontinued
operations	$-	$19,328

LIABILITIES
Current liabilities:
Trade accounts payable	$-	$452
Accrued liabilities	4,706	6,225
Reserves	2,417	2,417

Total liabilities of discontinued
operations	$7,123	$9,094

NOTE F - GUARANTOR / NON-GUARANTOR FINCANCIAL INFORMATION

The Company's subsidiaries 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. (“Subsidiary Guarantors”) have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe (“Non-Guarantor Subsidiaries”) that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of March 4, 2006 (unaudited), May 31, 2005 and February 26, 2005 (unaudited), condensed consolidating statements of operations for the three months ended March 4, 2006 (unaudited) and the three months ended February 26, 2005 (unaudited), condensed consolidating statements of operations for the nine months ended March 4, 2006 (unaudited) and the nine months ended February 26, 2005 (unaudited), and condensed consolidating statements of cash flows for the nine months ended March 4, 2006 (unaudited) and the nine months ended February 26, 2005 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet March 4, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$528	$3,827	$1,630	$-	$5,985
Accounts receivable, net	171,043	40,070	20,107	(33,571)	197,649
Inventories, net	109,575	35,789	11,803	(837)	156,330
Deferred income taxes	572	-	-	-	572
Income tax receivable	2,249	-	-	-	2,249
Other current assets	7,086	2,606	1,823	-	11,515
Current assets of discontinued operations	-	-	-	-	-

Total current assets	291,053	82,292	35,363	(34,408)	374,300

Property and equipment, net	37,368	6,556	970	-	44,894
Receivable from affiliates	116,931	60,842	-	(177,773)	-
Goodwill and intangible assets, net	18,427	6,342	815	-	25,584
Deferred income taxes	(1,831)	1,923	-	-	92
Investment in subsidiaries	(8,163)	-	-	8,163	-
Other assets, net	20,812	140	337	-	21,289

Total assets	$474,597	$158,095	$37,485	$(204,018)	$466,159

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$178,021	$-	$-	$-	$178,021
Accounts payable	97,407	16,680	42,292	(34,311)	122,068
Accrued expenses	14,433	16,330	3,913	-	34,676
Accrued income taxes	17,707	(17,448)	(62)	-	197
Interest payable	3,674	-	-	-	3,674
Current liabilities of discontinued operations	-	7,123	-	-	7,123

Total current liabilities	311,242	22,685	46,143	(34,311)	345,759

Long-term debt	153,396	-	-	-	153,396
Other liabilities	7,630	12,304	137	-	20,071
Payable to affiliates	55,396	96,295	25,342	(177,033)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(264,280)	(20,463)	(38,768)	59,231	(264,280)
Accumulated other comprehensive
income (loss)	9,258	10,015	(850)	(9,165)	9,258

Total stockholder's equity (deficit)	(53,067)	26,811	(34,137)	7,326	(53,067)

Total liabilities & stockholder's
equity (deficit)	$474,597	$158,095	$37,485	$(204,018)	$466,159

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$793	$2,348	$2,256	$-	$5,397
Accounts receivable, net	105,071	30,369	14,662	(26,645)	123,457
Inventories, net	115,574	32,404	11,547	(943)	158,582
Deferred income taxes	-	-	177	-	177
Income tax receivable	25,610	-	-	-	25,610
Other current assets	1,598	5,251	3,803	-	10,652
Current assets of discontinued
operations	3,818	5,724	-	-	9,542

Total current assets	252,464	76,096	32,445	(27,588)	333,417

Property & equipment, net	41,127	34,993	1,209	-	77,329
Receivable from affiliates	134,552	71,199	-	(205,751)	-
Goodwill and intangible assets, net	24,441	6,280	974	-	31,695
Deferred income taxes	-	83	-	-	83
Investment in subsidiaries	157	-	-	(157)	-
Other assets, net	15,737	1,577	877	-	18,191

Total assets	$468,478	$190,228	$35,505	$(233,496)	$460,715

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$122,770	$11,470	$-	$-	$134,240
Accounts payable	119,674	14,398	36,017	(26,645)	143,444
Accrued liabilities	17,797	9,545	3,110	-	30,452
Accrued income taxes	15,517	(15,496)	-	-	21
Interest payable	7,576	-	-	-	7,576
Current liabilities of discontinued
operations	-	8,473	-	-	8,473

Total current liabilities	283,334	28,390	39,127	(26,645)	324,206

Long-term debt	153,262	1	-	-	153,263
Other long-term liabilities	7,695	9,675	-	-	17,370
Payable to affiliates	63,448	117,867	24,436	(205,751)	-

Minority interest	-	-	-	5,137	5,137

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(243,850)	(23,366)	(30,789)	54,155	(243,850)
Accumulated other comprehensive
income (loss)	2,634	4,902	(2,750)	(2,152)	2,634

Total stockholder's equity (deficit)	(39,261)	34,295	(28,058)	(6,237)	(39,261)

Total liabilities &
stockholder's equity (deficit)	$468,478	$190,228	$35,505	$(233,496)	$460,715

Supplemental Condensed Consolidating Balance Sheet February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$3,147	$3,345	$2,456	$-	$8,948
Accounts receivable, net	208,233	52,366	18,961	(31,648)	247,912
Inventories, net	102,156	39,223	16,330	(1,211)	156,498
Deferred income taxes	11,860	-	189	-	12,049
Income tax receivable	21,361	-	-	-	21,361
Other current assets	5,716	8,336	5,939	-	19,991
Current assets of discontinued operations	6,343	12,985	-	-	19,328

Total current assets	358,816	116,255	43,875	(32,859)	486,087

Property and equipment, net	41,078	34,263	1,365	-	76,706
Receivable from affiliates	140,791	64,579	-	(205,370)	-
Intangible assets, net	26,586	6,046	1,218	-	33,850
Deferred income taxes	9,252	1,850	-	-	11,102
Investment in subsidiaries	17,844	-	-	(17,844)	-
Other assets, net	16,671	2,849	936	-	20,456

Total assets	$611,038	$225,842	$47,394	$(256,073)	$628,201

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$200,012	$7,190	$-	$-	$207,202
Accounts payable	126,234	27,145	43,860	(31,648)	165,591
Accrued expenses	20,589	10,398	5,185	-	36,172
Accrued income taxes	11,089	(10,865)	(53)	-	171
Interest payable	3,413	-	-	-	3,413
Current liabilities of discontinued operations	1,986	7,108	-	-	9,094

Total current liabilities	363,323	40,976	48,992	(31,648)	421,643

Long-term debt	153,210	-	-	-	153,210
Other liabilities	7,703	8,428	-	-	16,131
Payable to affiliates	54,956	126,496	23,918	(205,370)	-

Minority interest	-	-	-	5,371	5,371

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(173,534)	(7,557)	(29,200)	36,757	(173,534)
Accumulated other comprehensive
income (loss)	3,425	4,740	(1,797)	(2,943)	3,425

Total stockholder's equity (deficit)	31,846	49,942	(25,516)	(24,426)	31,846

Total liabilities & stockholder's
equity (deficit)	$611,038	$225,842	$47,394	$(256,073)	$628,201

Supplemental Condensed Consolidating Statement of Operations Three months ended March 4, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$219,931	$59,946	$19,562	$-	$299,439
Cost of sales	165,113	33,227	15,464	(475)	213,329

Gross profit	54,818	26,719	4,098	475	86,110
Total operating expenses	38,839	20,906	3,935	-	63,680

Gain from operations	15,979	5,813	163	475	22,430
Interest expense (income)	8,568	(20)	574	-	9,122
Amortization of deferred
financing fees	493	-	-	-	493
Loss on extinguishment of debt	-	-	-	-	-
Equity in earnings
of subsidiaries	(1,867)	-	-	1,867	-

Income (loss) before income taxes	8,785	5,833	(411)	(1,392)	12,815
Provision (benefit) for income taxes	(1,555)	1,983	585	-	1,013

Income (loss) from continuing operations	10,340	3,850	(996)	(1,392)	11,802
Loss from discontinued
operations	(445)	(1,079)	-	-	(1,524)

Net income (loss)	$9,895	$2,771	$(996)	$(1,392)	$10,278

Supplemental Condensed Consolidating Statement of Operations Three months ended February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$226,918	$63,672	$20,896	$-	$311,486
Cost of sales	182,942	34,481	13,769	41	231,233

Gross profit	43,976	29,191	7,127	(41)	80,253
Total operating expenses	38,004	23,971	7,512	-	69,487

Income (loss) from operations	5,972	5,220	(385)	(41)	10,766
Interest expense	7,477	(9)	523	-	7,991
Amortization of deferred
financing fees	277	-	-	-	277
Equity in earnings
of subsidiaries	(5,727)	-	-	5,727	-

Income (loss) before income taxes	3,945	5,229	(908)	(5,768)	2,498
Provision (benefit) for income taxes	7,079	(6,895)	2	-	186

Income (loss) before minority interest	(3,134)	12,124	(910)	(5,768)	2,312
Minority interest in net loss of
consolidated subsidiary	-	-	-	129	129

Income (loss) from continuing operations	(3,134)	12,124	(910)	(5,639)	2,441
Income (loss) from discontinued
operations	2,296	(5,575)	-	-	(3,279)

Net income (loss)	$(838)	$6,549	$(910)	$(5,639)	$(838)

Supplemental Condensed Consolidating Statement of Operations Nine months ended March 4, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$510,346	$151,061	$47,653	$-	$709,060
Cost of sales	392,114	87,572	36,283	(107)	515,862

Gross profit	118,232	63,489	11,370	107	193,198
Total operating expenses	101,248	55,340	17,104	-	173,692

Income (loss) from operations	16,984	8,149	(5,734)	107	19,506
Interest expense	21,592	(67)	1,681	-	23,206
Amortization of deferred
financing fees	1,256	-	-	-	1,256
Loss on extinguishment of debt	1,679	-	-	-	1,679
Equity in earnings
of subsidiaries	7,602	-	-	(7,602)	-

Income (loss) before income taxes	(15,145)	8,216	(7,415)	7,709	(6,635)
Provision (benefit) for income taxes	3,753	(2,225)	564	-	2,092

Income (loss) from continuing operations	(18,898)	10,441	(7,979)	7,709	(8,727)
Loss from discontinued
operations	(1,915)	(9,788)	-	-	(11,703)

Net income (loss)	$(20,813)	$653	$(7,979)	$7,709	$(20,430)

Supplemental Condensed Consolidating Statement of Operations Nine months ended February 26, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$514,040	$158,648	$56,792	$-	$729,480
Cost of sales	417,375	88,467	37,274	505	543,621

Gross profit	96,665	70,181	19,518	(505)	185,859
Total operating expenses	101,609	66,281	20,127	-	188,017

Income (loss) from operations	(4,944)	3,900	(609)	(505)	(2,158)
Interest expense (income)	19,571	(9)	1,523	-	21,085
Amortization of deferred
financing fees	831	-	-	-	831
Equity in earnings
of subsidiaries	28,474	-	-	(28,474)	-

Income (loss) before income taxes	(53,820)	3,909	(2,132)	27,969	(24,074)
Provision (benefit) for income taxes	(13,280)	2,920	108	-	(10,252)

Income (loss) before minority interest	(40,540)	989	(2,240)	27,969	(13,822)
Minority interest in net loss of
consolidated subsidiary	-	-	-	129	129

Income (loss) from continuing operations	(40,540)	989	(2,240)	28,098	13,693
Income (loss) from discontinued
operations	869	(26,847)	-	-	(25,978)

Net income (loss)	$(39,671)	$(25,858)	$(2,240)	$28,098	$(39,671)

Supplemental Condensed Consolidating Statement of Cash Flows Nine months ended March 4, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(46,514)	$(6,849)	$(3,306)	$(4,371)	$(47,342)

Investing Activities:
Net cash used in investing activities	(8,358)	(2,236)	(2)	-	(10,596)

Financing Activities:
Borrowings on credit
agreements, net	15,251	-	-	-	15,251
Proceeds from term loan	40,000	-	-	-	40,000
Payment of debt fees	(7,407)	-	-	-	(7,407)
Other	(7,151)	(7,739)	907	(319)	-

Net cash provided by (used in)
financing activities	54,995	(7,739)	907	(319)	47,844

Effect of exchange rates on cash	(389)	4,606	1,775	4,690	10,682

Net increase (decrease) in cash	(266)	1,480	(626)	-	588
Cash, beginning of period	793	2,348	2,256	-	5,397

Cash, end of period	$527	$3,828	$1,630	$-	$5,985

Supplemental Condensed Consolidating Statement of Cash Flows Nine months ended February 26, 2005 (Revised, see Note A)

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(57,404)	$17,080	$(933)	$-	$(41,257)

Investing Activities:
Net cash used in investing activities	(13,758)	(19,809)	(571)	-	(34,138)

Financing Activities:
Borrowings on revolving credit
facility, net	65,383	7,190	-	-	72,573
Payments on term note	(1,250)	-	-	-	(1,250)
Minority interest	(5,000)	7,000	-	-	2,000
Payments for debt financing fees	(843)	-	-	-	(843)
Other	12,208	(13,452)	1,238	-	(6)

Net cash provided by
financing activities	70,498	738	1,238	-	72,474

Effect of exchange rates on cash	2,565	2,886	1,296	-	6,747

Net increase in cash	1,901	895	1,030	-	3,826
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$3,147	$3,345	$2,456	$-	$8,948

NOTE G - SUBSEQUENT EVENTS

Resignation of Officers

Jon M. White announced his decision to resign his position as Senior Vice President of Manufacturing to pursue other interests. Mr. White will remain in this role with the Company through the end of fiscal 2006. The Company is currently evaluating potential candidates to fill this position.

In addition, Brad H. Bearnson announced his decision to return to private law practice. His position as General Counsel and Secretary will be filled by Everett Smith who has been with the Company for approximately ten years. Mr. Smith holds a juris doctorate from the University of Idaho College of Law and a LL.M. from Georgetown University Law Center.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 3,500 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

The following is a discussion of our financial condition and results of operations for the three and nine months ended March 4, 2006 and February 26, 2005. The following discussion may be understood more fully by reference to the Financial Statements, Notes to the Condensed Financial Statements, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on September 2, 2005.

Forward-Looking Statements

Certain statements contained in this Form 10-Q and in future filings by us with the SEC may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Statements such as "will likely result", "management expects", or "Company expects", "will continue", "is anticipated", "estimated", "successful", "expansion" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Act. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including but not limited to: the timely development and acceptance of new products, sources of supply and concentration of customers, acceptance in the marketplace, establishment and expansion of our distribution channels, endorsement of opinion leaders in the law enforcement community, implementation risks of manufacturing automation, risks associated with rapid technology change, impact of media publicity, dependence upon sole or limited source suppliers, existing or potential lawsuits, risks of governmental regulations, dependence upon key employees and other factors detailed in our filings with the SEC.

Three Months Ended March 4, 2006 Compared to Three Months Ended February 26, 2005

Net sales for the three months ended March 4, 2006 decreased $12.1 million, or 3.9%, to $299.4 million from $311.5 million in the corresponding three-month period ended February 26, 2005. Sales of our cardiovascular and other equipment in the three months ended March 4, 2006 decreased $3.5 million, or 1.4%, to $250.2 million. Sales of our strength training equipment in the three months ended March 4, 2006 decreased $8.6 million, or 14.9%, to $49.2 million. The decrease in product sales was primarily due to lower customer demand for certain products.

Gross profit in the three months ended March 4, 2006 was $86.1 million, or 28.8% of net sales, compared to $80.3 million, or 25.8% of net sales, in the three months ended February 26, 2005. This increase in the gross profit percentage was primarily due to the timely release of products, manufacturing efficiencies and reductions in air freight.

Selling expenses decreased $3.7 million, or 8.9%, to $38.0 million in the three months ended March 4, 2006. This decrease includes lower advertising, salaries and wages, commissions and bad debt expenses of approximately $14.1 million offset by increases in freight and transportation costs of approximately $8.2 million. Expressed as a percentage of net sales, selling expenses were 12.7% in the three months ended March 4, 2006 compared to 13.4% in the three months ended February 26, 2005.

Research and development expenses in the three months ended March 4, 2006 were $2.9 million, compared to $3.0 million in the three months ended February 26, 2005. Expressed as a percentage of net sales, research and development expenses were 1.0% in the three months ended March 4, 2006 and 1.0% in the three months ended February 26, 2005.

General and administrative expenses decreased $2.0 million, or 8.1%, to $22.8 million in the three months ended March 4, 2006. These decreases include lower salaries and wages, rent and lease expenses and depreciation and amortization of approximately $5.6 million offset by increases in currency transaction losses, professional services and contract labor expenses of approximately $2.0 million. Expressed as a percentage of net sales, general and administrative expenses were 7.6% in the three months ended March 4, 2006 and 8.0% in the three months ended February 26, 2005.

As a result of the foregoing factors, income from operations was $22.4 million in the three months ended March 4, 2006 compared to income from operations of $10.8 million in the three months ended February 26, 2005.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased by $10.4 million to $27.7 million in the three months ended March 4, 2006 compared to EBITDA of $17.3 million in the three months ended February 26, 2005.

Interest expense, including amortization of deferred financing fees and the loss on extinguishment of debt, increased $1.3 million, or 15.7%, to $9.6 million in the three months ended March 4, 2006. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, was 3.2% in the three months ended March 4, 2006 and 2.7% in the three months ended February 26, 2005.

The provision for income taxes was $1.0 million in the three months ended March 4, 2006, compared to a provision for income taxes of $0.2 million in the three months ended February 26, 2005. The lower effective tax rate in the third quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of March 4, 2006 we have a valuation allowance of approximately $35.8 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of our core business operations or our strategic focus. In addition, it was not making a positive contribution to our earnings and required a substantial investment of working capital. The results of operations for the three months ended March 4, 2006 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $1.5 million and $3.3 million for the three months ended March 4, 2006 and February 26, 2005, respectively.

On January 10, 2005, we sold our spa business comprising a portion of the our JumpKing subsidiary to an unrelated third party (the “Buyer”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to the Buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for continued manufacturing. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to us calculated as 1.5% of the gross selling price for the Spa Business products sold by the Buyer over the three year licensing period.

In conjunction with the discontinuance of the Outdoor Recreational Equipment Operations, we performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million for the fiscal year ended May 31, 2005 and $1.0 million the third quarter ended March 4, 2006.

As a result of the foregoing factors, net income was $10.3 million in the three months ended March 4, 2006, compared to a net loss in the three months ended February 26, 2005 of $0.8 million, an increase of $11.1 million over the same period in the prior fiscal year.

Nine Months Ended March 4, 2006 Compared to Nine Months Ended February 26, 2005

Net sales for the nine months ended March 4, 2006 decreased $20.4 million, or 2.8%, to $709.1 million from $729.5 million in the corresponding nine-month period ended February 26, 2005. Sales of our cardiovascular and other equipment in the nine months ended March 4, 2006 increased $2.9 million, or 0.5%, to $602.5 million. Sales of our strength training equipment in the nine months ended March 4, 2006 decreased $23.3 million, or a negative 17.9%, to $106.6 million. The decrease in product sales was primarily due to lower customer demand for certain products.

Gross profit in the nine months ended March 4, 2006 was $193.2 million, or 27.2% of net sales, compared to $185.9 million, or 25.5% of net sales, in the nine months ended February 26, 2005. This increase in gross profit margin was primarily due to the timely release of products, manufacturing efficiencies and reductions in air freight.

Selling expenses decreased $14.3 million, or 13.2%, to $94.3 million in the nine months ended March 4, 2006. This decrease includes lower advertising, salaries and wages, commissions and bad debt expense of approximately $37.7 million offset by increases in transportation costs and freight expense of approximately $12.7 million. Expressed as a percentage of net sales, selling expenses were 13.7% in the nine months ended March 4, 2006 compared to 16.0% in the nine months ended February 26, 2005.

Research and development expenses in the nine months ended March 4, 2006 were $8.6 million, compared to $9.2 million in the nine months ended February 26, 2005. Expressed as a percentage of net sales, research and development expenses were 1.2% in the nine months ended March 4, 2006 and 1.3% in the nine months ended February 26, 2005.

General and administrative expenses increased $0.6 million, or 0.9%, to $70.8 million in the nine months ended March 4, 2006. These increases for the period include depreciation and amortization and currency transaction losses of approximately $6.1 million offset by lower rent and lease expense, contract labor and professional services of approximately $5.8 million. Expressed as a percentage of net sales, general and administrative expenses were 10.0% in the nine months ended March 4, 2006 and 9.6% in the nine months ended February 26, 2005.

As a result of the foregoing factors, the income from operations was $19.5 million in the nine months ended March 4, 2006 compared to a loss from operations of $2.2 million in the nine months ended February 26, 2005.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") increased $24.4 million to $40.2 million in the nine months ended March 4, 2006 compared to EBITDA of $15.8 million in the nine months ended February 26, 2005.

Interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, increased $4.2 million, or 19.2%, to $26.1 million in the nine months ended March 4, 2006. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees and loss on extinguishment of debt, was 3.7% in the nine months ended March 4, 2006 and 3.0% in the nine months ended February 26, 2005.

The provision for income taxes was $2.1 million in the nine months ended March 4, 2006, compared to a benefit for income taxes of $10.3 million in the nine months ended February 26, 2005. The higher effective tax rate in the third quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of March 4, 2006 we have a valuation allowance of approximately $35.8 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of our core business operations or our strategic focus. In addition, it was not making a positive contribution to our earnings and required a substantial investment of working capital. The results of operations for the nine months ended March 4, 2006 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations, net of tax, for the Outdoor Recreational Equipment Operations was $11.7 million and $26.0 million for the nine months ended March 4, 2006 and February 26, 2005, respectively.

On January 10, 2005, we sold our spa business comprising a portion of the our JumpKing subsidiary to an unrelated third party (the “Buyer”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to the Buyer over a period of three years and subleased a portion of JumpKing's facility located in Mesquite, Texas for continued manufacturing. The Buyer paid approximately $4.0 million for the spa business and is obligated to pay additional amounts associated with the license of trade names to us calculated as 1.5% of the gross selling price for the Spa Business products sold by the Buyer over the three year licensing period.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets at the date of sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.4 million for the fiscal year ended May 31, 2005 and $1.0 million the third quarter of fiscal 2006 ended March 4, 2006.

As a result of the foregoing factors, net loss was $20.4 million in the nine months ended March 4, 2006, compared to a net loss in the nine months ended February 26, 2005 of $39.7 million, an increase of 48.6% over the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $47.3 million in the nine-month period ended March 4, 2006, as compared to $41.3 million of cash used by operating activities in the nine-month period ended February 26, 2005. In the nine-month period ended March 4, 2006, major sources of funds were non-cash provisions of $20.7 million for depreciation and amortization and a decrease in income taxes receivable of $23.5 million. These changes were offset by a net loss of $20.4 million, and an increase in accounts receivable of $74.2 million. The increase in accounts receivable can be attributed to an increase in sales. In the nine-month period ended February 26, 2005, major sources of funds were non-cash provisions of $17.8 million for depreciation and amortization, and a decrease in accounts payable and accrued expenses of $35.6 million. These changes were offset by a net loss of $39.7 million, and an increase in accounts receivable of $70.0 million. This increase in accounts receivable can be attributed to the increase in sales during the Company's busy season.

Net cash used in investing activities was $10.6 million in the nine-month period ended March 4, 2006, compared to $34.1 million of cash used in investing activities in the nine-month period ended February 26, 2005. Investing activities in the nine-month period ended March 4, 2006 consisted primarily of capital expenditures of $7.7 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, purchases of intangible assets of $1.6 million and disposals of property plant and equipment of $1.3 million. Cash used in investing activities in the nine-month period ended February 26, 2005 consisted primarily of capital expenditures of $16.1 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment, purchases of intangible assets of $1.9 million, purchases related to the manufacturing facility in China of $15.9 million and disposals of property and equipment of $0.2 million.

Net cash provided by financing activities was $47.8 million in the nine-month period ended March 4, 2006, compared to $72.5 million of cash provided by financing activities in the nine-month period ended February 26, 2005. Cash provided by financing activities in the nine-month period ended March 4, 2006 resulted from borrowings less payments on our revolving credit agreements. Cash provided by financing activities in the nine-month period ended February 26, 2005 resulted from borrowings less payments on the revolving Credit Facility, payments on term notes and payments on other long-term debt.

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the nine months ended March 4, 2006: On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of our Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million and we recognized a gain of $0.8 on the sale of our interest. Pursuant to the Agreement, we had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We did not enter into an option purchase agreement or a supply agreement within the 45 day period. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our current and future manufacturing needs.

Certain prior-year amounts have been reclassified to conform to the current year's financial statement presentation. In addition, we have revised our fiscal 2005 consolidated statement of cash flows to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis. We had previously recorded these amounts on a combined basis.

On October 31, 2005, we replaced our existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time, and a junior term loan (the “Junior Term Loan”) of $40 million. At our option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on our level of excess availability or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on our level of excess availability. If we meet certain EBITDA thresholds, the margin is calculated at lower rates. The New Credit Agreement also includes a fixed charge coverage ratio. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's prime rate plus 6%. As a result of the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as loss on extinguishment of debt.

Outstanding borrowings under the New Credit Agreement are based on a percentage of eligible accounts receivable, inventory and property, plant and equipment. All loans under the New Credit Agreement are collateralized by a first priority security interest in all existing and subsequently acquired assets and our domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the our first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

All of our outstanding common stock, owned by HF Holdings, has been pledged to the lenders under the New Credit Agreement. If we were to default under the Credit Facility, the lenders would foreclose on the pledge and take control of our Company.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for, our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, we have classified the outstanding borrowings under the Credit Facility as a short-term liability. We do not believe that any of these MAE's have occurred and we intend to manage the New Credit Agreement as long-term debt with a final maturity date in 2012.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our new credit agreement facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At March 4, 2006, we had $70.7 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

As of March 4, 2006, the balance outstanding under our existing Credit Agreements was $178.0 million. As of March 4, 2006, our consolidated indebtedness was approximately $331.4 million, of which approximately $178.0 million was senior indebtedness.

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows through the nine-month period ended March 4, 2006. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at March 4, 2006 are adequate to fund our operations through the third quarter of fiscal 2007. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through the third quarter of fiscal 2007.

However, demand for our products and timing of cost reductions are difficult to project. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on our business, and we would be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through early spring. As a result, the first and fourth quarters of every fiscal year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production. Because of the seasonality of our business, results for any quarter are not necessarily indicative of results that may be achieved in other quarters or for a full fiscal year.

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2006, 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net Sales
2006	$144.2	$265.4	$299.4	$-
2005	134.6	283.4	311.5	176.0
2004	167.9	313.1	312.2	199.0

Net income (loss)
2006	$(24.8)	$(5.9)	$10.3	$-
2005	(20.8)	(18.1)	(0.8)	(70.3)
2004	(1.7)	15.4	18.2	(8.5)

Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use the non-GAAP measure of earnings before income taxes, depreciation and amortization (“EBITDA”) which is adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the reader's overall understanding of our current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The non-GAAP measures are included to provide us and investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and to provide a more consistent basis for comparison between quarters. For example, EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Further, these non-GAAP results are one of the primary indicators we use for planning and forecasting in future periods. In addition, since we have historically reported non-GAAP results to the investment community, we believe the inclusion of non-GAAP numbers provides consistency in our financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on extinguishment of debt and the loss on discontined operations incurred in the nine months ended March 4, 2006 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net income (loss)	$(24.8)	$(5.9)	$10.3	$-
Add back:
Depreciation and amortization	8.1	7.3	5.3	-
Provision for income taxes	0.3	0.8	1.0	-
Interest expense	6.7	7.4	9.1	-
Loss on extinguishment of debt	-	1.7	-	-
Amortization of deferred financing fees	0.4	0.3	0.5	-
Discontinued operations	2.6	7.6	1.5	-

EBITDA	$(6.7)	$19.2	$27.7	$-

Fiscal Year 2005
Net loss	$(20.8)	$(18.1)	$(0.8)	$(70.3)
Add back:
Depreciation and amortization	5.8	5.6	6.4	7.6
Provision for (benefit of) income taxes	(9.9)	(14.4)	0.2	19.1
Interest expense	6.0	7.1	8.0	6.7
Amortization of deferred financing fees	0.3	0.3	0.2	0.3
Discontinued operations	4.3	32.3	3.3	9.2

EBITDA	$(14.3)	$12.8	$17.3	$(27.4)

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)
Add back:
Depreciation and amortization	5.3	5.4	6.1	3.9
Provision for income taxes	0.5	9.1	5.2	1.1
Interest expense	6.0	6.4	6.4	6.3
Amortization of deferred financing fees	-	0.3	0.3	0.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)

EBITDA	$9.4	$41.0	$38.1	$2.5

The following is a reconciliation of cash flows from operating activities to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006
Net cash provided by (used in)
operating activities	$(17.7)	$(61.1)	$31.5	$-
Net change in operating assets
and liabilities	(1.6)	63.2	(15.4)	-
Interest expense	6.7	7.4	9.1	-
Discontinued operations	2.6	7.6	1.5	-
Income tax provision-current	3.3	2.1	1.0	-

EBITDA	$(6.7)	$19.2	$27.7	$-

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(47.8)	$(79.9)	$86.4	$69.8
Net change in operating assets
and liabilities	18.8	64.3	(85.3)	(134.9)
Interest expense	6.0	7.1	8.0	6.7
Discontinued operations	4.3	32.3	5.3	9.2
Income tax (benefit) provision-current	4.4	(11.0)	2.9	21.8

EBITDA	$(14.3)	$12.8	$17.3	$(27.4)

Fiscal Year 2004
Net cash provided by (used in)
operating activities	$(48.3)	$(22.7)	$31.4	$50.2
Net change in operating assets
and liabilities	52.3	41.5	(5.9)	(50.1)
Interest expense	6.0	6.4	6.4	6.3
Discontinued operations	(0.7)	4.4	1.9	(0.6)
Income tax provision (benefit)-current	0.1	11.4	4.3	(3.3)

EBITDA	$9.4	$41.0	$38.1	$2.5

(1)	Our first quarter ended September 3, August 28 and August 30 for fiscal years 2006, 2005 and 2004, respectively.

(2)	Our second quarter ended December 3, November 27 and November 29 for fiscal years 2006, 2005 and 2004, respectively.

(3)	Our third quarter ended March 4, February 26 and February 28 for fiscal years 2006, 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (“SFAS No. 123R”) which replaces SFAS No. 123,"Accounting for Stock-Based Compensation", supercedes Accounting Principles Board (“APB”) No. 25, "Accounitng for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123R no later than the first quarter of fiscal 2007. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period", which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the years ending after December 31, 2005. The Act replaces the extraterritorial income (“ETI”) tax incentive with a domestic manufacturing deduction. We have not determined the impact of this pronouncement at this time.

In March 2005, the FASB issued Financial Interpretation Number (“FIN”) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. Based upon our preliminary evaluation of the effects of this guidance, we do not believe that it will have a significant impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2007 and the results of its adoption are still being assessed.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted this standard in the second quarter of fiscal 2006 and it did not have a significant impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements and amendment of APB Opinion No. 28", and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement could have a significant impact on the Company's financial results of operations and financial position, should there be a change in accounting principle once this statement is implemented.

CRITICAL ACCOUNTING POLICIES

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on September 2, 2005 are those that depend most heavily on these judgments and estimates. As of March 4, 2006, there have been no material changes to any of the critical accounting policies contained therein.

RISK FACTORS

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

1.	competitive pricing pressure, and

2.	the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge.

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect our financial results.

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of the exercise equipment market. Any reduction in the growth of, or decline in the demand for exercise equipment could seriously harm our business, financial condition and results of operations. In addition, certain of our products, may in the future, experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured items from third-party suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our manufacturing capabilities or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, such as capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to supply products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Additionally, we are dependent on maintaining good relations with these third-party suppliers. The abrupt loss of any of our third-party suppliers, or a decline in the quality or quantity of materials supplied by any of our third-party suppliers could cause significant disruption in our business.

We are functioning under new operating management.

On July 1, 2004, we announced the appointment of David Watterson as Chairman and Chief Executive Officer, replacing the then-current Chairman and Chief Executive Officer, Scott Watterson. Until that time, David Watterson was the President of North America Operations. Additionally, Matthew Allen moved to the position of President and Chief Merchandising Officer; Joseph Brough became the Chief Operating Officer, replacing Gary Stevenson; and Jace Jergensen became the Senior Vice President. In April of 2006, Jon M. White, senior Vice President of Manufacturing and Brad H. Bearnson, General Counsel and Secretary both announced they will be leaving the Company to pursue other interests. The Company is currently evaluating candidates to fill Mr. White's position. Mr. Bearnson's replacement will be Everett Smith. There can be no assurance that the transition to this new management, or the new structure itself, will be successful.

We are subject to extensive government regulation

Our business is subject to the provisions of, among other laws, the Federal Consumer Products Safety Act and the Federal Hazardous Substances Act, and rules and regulations promulgated under these acts. These statutes are administered by the Consumer Product Safety Commission (“CPSC”) which has the authority to remove products from the market that are found to be defective and present a substantial hazard or risk of serious injury or death. The CPSC can require us to recall, repair, or replace these products under certain circumstances. We cannot assure that defects in our products will not be alleged or found. Products that we develop or sell may also expose us to liability for the costs related to product recalls. These costs can include legal expenses, advertising, collection and destruction of product, and free goods. Our product liability insurance coverage generally excludes such costs and damages resulting from product recalls.

Reliance on major customers.

Our three largest customers together accounted for approximately 51.7% and 50.6% of our revenues in fiscal years 2005 and the first nine months of fiscal 2006, respectively. Our largest customer, Sears, accounted for 40.4% and 37.8% of our revenues in fiscal years 2005 and the first nine months of fiscal 2006, respectively. The level of our sales to these customers depends in large part on consumers' continuing commitment to home fitness equipment products and on the success of the customers' efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, we do not have long-term purchase agreements or other commitments as to levels of future sales. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from any of our major customers would have a material adverse effect on our business. In addition, we offer our products directly to consumers through Nordictrack stores, kiosks and direct response channels. Our direct sales to consumers, particularly through kiosks and stores in malls where our existing customers have retail sales outlets, could affect our sales and our relationships with existing customers.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. If the adverse economic conditions continue or worsen, our business, financial condition and results of operations may be seriously effected.

We may face product liability claims that are disproportionately higher than the value of the products involved.

Although all of our products sold are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or other defects, our business, financial condition and results of operations could be adversely affected.

We may incur costs from litigation or increased regulation.

Our products are subject to the Federal Consumer Product Safety Act, which allows the Consumer Product Safety Commission to protect consumers from hazardous sporting goods and other articles. The Consumer Product Safety Commission has the authority to exclude from the market certain consumer products that are found to be hazardous. Similar laws exist in some states and cities in the United States. If we fail to comply with government and industry safety standards, we may be subject to claims, lawsuits, fines and negative publicity that could harm our operating results.

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. This type of litigation can be expensive regardless of whether we win or lose.

We are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could consume significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

For a variety of reasons, we have entered into license agreements that give third parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore intend to continue to seek patent, trade secret and mask work protection for our manufacturing technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes; could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can harm our financial performance.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for these materials increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

We spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $15.0 million in capital expenditures in fiscal 2006, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

We depend on third parties to transport our products.

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

We use long-term and medium-term debt as a source of capital. At March 4, 2006, we had approximately $153.4 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At March 4, 2006, we had approximately $178.0 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of March 4, 2006, we had no foreign currency contracts in the form of forward exchange contracts.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 4, 2006 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 1A.	Risk Factors

No material change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits
	99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Executive Officer.

	99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

ICON HEALTH & FITNESS, INC.
(Registrant)

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: April 18, 2006

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: April 18, 2006

CERTIFICATION

I, David J. Watterson, certify that:

1.	I have reviewed this quarterly report of ICON Health & Fitness, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 18, 2006	/s/ David J. Watterson

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

I, S. Fred Beck, certify that:

1.	I have reviewed this quarterly report of ICON Health & Fitness, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 18, 2006	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002