Form 10-Q
period 2006-09-02
JUMPKING INC; ICON HEALTH & FITNESS INC; ICON IP INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON INTERNATIONAL HOLDINGS INC; 510152 N B LTD; UNIVERSAL TECHNICAL SERVICES INC
filed 2006-10-17
CIK 1101201, 934798, 1182076, 1174469, 1174470, 785312, 1101202, 1101200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal quarter ended September 2, 2006

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER:  333-93711

ICON HEALTH & FITNESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0531206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 South 1000 West
Logan, UT 84321
(Address and zip code of principal executive offices)

(435) 750-5000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐    Accelerated filer ☐    Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

ICON Health & Fitness, Inc., 1,000 shares of common stock as of September 2, 2006.

ICON HEALTH & FITNESS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

ICON Health & Fitness, Inc.
Condensed Consolidated Balance Sheets
(expressed in thousands)

September 2, 2006	May 31, 2006	September 3, 2005

ASSETS	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash	$2,433	$263	$1,008
Accounts receivable, net	113,241	126,388	115,808
Inventories, net:
Raw materials	40,792	33,962	57,597
Finished goods	149,714	117,488	113,356

Total inventories, net	190,506	151,450	170,953
Deferred income taxes	-	-	984
Income taxes receivable	2,096	2,096	2,249
Other current assets	6,904	5,859	5,470
Current assets of discontinued operations	4,327	4,147	17,113

Total current assets	319,507	290,203	313,585

Property and equipment	117,339	114,202	103,657
Less accumulated depreciation	(73,031)	(69,827)	(58,123)

Property and equipment, net	44,308	44,375	45,534
Goodwill	6,501	6,519	6,049
Intangible assets, net	17,394	18,898	22,402
Deferred income taxes	88	95	88
Other assets, net	17,084	20,662	17,023

$404,882	$380,752	$404,681

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$163,561	$125,501	$133,238
Accounts payable	121,541	102,992	117,838
Accrued expenses	36,300	35,811	28,823
Income taxes payable	156	438	-
Interest payable	3,820	8,021	3,128
Current liabilities of discontinued operations	8,222	15,260	10,105

Total current liabilities	333,600	288,023	293,132

Long-term debt	153,492	153,442	153,306
Other liabilities	17,873	21,282	18,116

	504,965	462,747	464,554

Minority interest	-	-	-

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155	204,155
Receivable from parent	(2,200)	(2,200)	(2,200)
Accumulated deficit	(311,586)	(293,587)	(268,711)
Accumulated other comprehensive income	9,548	9,637	6,883

Total stockholder's deficit	(100,083)	(81,995)	(59,873)

$404,882	$380,752	$404,681

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(expressed in thousands)

For the Three Months Ended
September 2, 2006	September 3, 2005

Net sales	$141,195	$139,552
Cost of sales	104,999	102,792

Gross profit	36,196	36,760

Operating expenses:
Selling	22,422	22,788
Research and development	3,034	2,876
General and administrative	18,525	23,226

Total operating expenses	43,981	48,890

Loss from operations	(7,785)	(12,130)

Interest expense	8,163	6,682
Amortization of deferred financing fees	519	433

Loss before income taxes	(16,467)	(19,245)
Provision (benefit) for income taxes	(209)	355

Loss from continuing operations	(16,258)	(19,600)

Discontinued operations:
Loss from discontinued operations, net of $0 tax benefit
in the first quarters of fiscal 2007 and 2006, respectively	(1,741)	(5,222)

Net loss	(17,999)	(24,822)

Other comprehensive income (loss):
Foreign currency translation adjustment,
net of a tax benefit of $55 in the first quarter of fiscal 2007 and
net of tax expense of $2,603 in the first quarter of fiscal 2006	(89)	4,248

Comprehensive loss	$(18,088)	$(20,574)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ICON Health & Fitness, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands)

For the Three Months Ended
September 2, 2006	September 3, 2005

OPERATING ACTIVITIES:
Net loss	$(17,999)	$(24,822)
Adjustments to reconcile net loss to net cash
used in operating activities:
Benefit for deferred taxes	62	(1,987)
Amortization of deferred financing fees	143	433
Amortization of debt discount	50	44
Depreciation and amortization	5,593	7,859
Gain on disposal of China	-	847
Changes in operating assets and liabilities:
Accounts receivable, net	13,147	7,541
Inventories, net	(39,056)	(18,330)
Other assets, net	2,408	4,308
Accounts payable and accrued expenses	19,038	(13,427)
Income taxes receivable	(282)	23,361
Interest payable	(4,201)	(4,449)
Other liabilities	(3,409)	386
Discontinued operations	(7,218)	599

Net cash used in operating activities	(31,724)	(17,637)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,614)	(3,446)
Purchase of intangible assets	(408)	(263)

Net cash used in investing activities	(4,022)	(3,709)

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net	38,060	10,469

Net cash provided by financing activities	38,060	10,469

Effect of exchange rates on cash	(144)	6,851

Net increase (decrease) in cash	2,170	(4,026)
Cash, beginning of period	263	5,034

Cash, end of the period	$2,433	$1,008

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

The Company is one of the world's leading manufacturers and marketers of fitness equipment. The Company is headquartered in Logan, Utah and has approximately 3,300 employees worldwide. The Company develops, manufactures and markets fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Epic, Free Motion Fitness and, under license, Weider, Reebok and Gold's Gym.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In addition, certain reclassifications of previously reported financial information were made to conform to the current period presentation. Specifically, in conjunction with the discontinuation of the NordicTrack Retail Locations ("Retail Locations") in the fourth quarter of fiscal 2006, assets, liabilities, operations and cash flows from the Retail Locations have been classified as discontinued operations for all periods presented.

The Company, in its opinion, has included all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the three months ended September 2, 2006 and September 3, 2005. The condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the year ended May 31, 2006 included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2006. Interim results, including comparative balance sheets, are not necessarily indicative of results for the full fiscal year due to the inherent seasonality in the Company's business. See "Seasonality" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company's discussion of results of operations and financial condition relies on its consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. The Company believes that investors need to be aware of these policies and how they impact its financial statements as a whole, as well as its related discussion and analysis presented herein. While the Company believes that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2006 are those that depend most heavily on these judgments and estimates. As of September 2, 2006, there have been no material changes to any of the critical accounting policies contained therein.

Stock-Based Compensation Plans

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R") effective October 1, 2005. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, June 1, 2006, the Company had no outstanding and unvested share-based payments.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant.

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

Three Months Ended
September 2, 2006	September 3, 2005

Beginning balance	$4,176	$3,627
Additions:
Charged to costs and expenses	-	23
Deductions:
Reduction in reserve	(3)	-

Ending balance	$4,173	$3,650

NOTE B - ACCOUNTING CHANGES

See "Recent Accounting Standards" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE C - COMMITMENTS AND CONTINGENCIES

Insurance

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2005 to October 1, 2007 with limits of $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2005, the policy provided coverage of $10.0 million per occurrence and $10.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position.

Commitments

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project was approximately $30.5 million, with $15.5 million funded in the form of equity contributed by its two shareholders, and in the form of debt. The Foreign Subsidiary arranged for the debt portion of the financing, which was provided by the Bank of China. The Company's equity interest in the Foreign Subsidiary was 70%, which was funded in the form of equity and debt. The minority interest shareholder is a long-time vendor of the Company. The Company recorded purchases from this vendor of approximately $20.1 million and $9.1 million during the three-month period ended September 2, 2006 and September 3, 2005, respectively.

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

Legal Proceedings

On August 30, 2002, the Company filed suit against the Nautilus Group, Inc. (“Nautilus”) in the United States District Court in Utah (the "Court") claiming false advertising and trademark infringement. On November 15, 2005, a jury returned verdicts for the Company on both claims and awarded the Company $7.8 million. On March 23, 2006 the judge ruled in a memorandum decision and upheld the jury's finding that Nautilus had committed trademark infringment and engaged in false advertising and false marketing. On April 3, 2006, the judge ruled in a memorandum decision and upheld the jury's award of approximately $7.8 million. Nautilus subsequently appealed the Court's decision to the Federal Circuit Court of Appeals. As of the date of this filing, the Company has not booked any amounts associated with this judgment pending Nautilus' right of appeal.

On December 3, 2002, Nautilus filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that it infringed Nautilus’ Bowflex patents and trademarks. In May 2005, the Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the Court’s decision to the Federal Circuit Court of Appeals (the "Circuit Court"). On August 16, 2006, the Circuit Court affirmed the Court's decision. The trademark case is currently set for trial in February 2007. The Company is currently vigorously defending the trademark case through its counsel; however, it is not possible to quantify with any certainty the extent of any potential liability.

As of May 31, 2006, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position or liquidity.

On November 18, 2005, Cybergym Research, LLC (“Cybergym”) filed a patent infringement lawsuit against the Company in the United States District Court for the Eastern District of Texas. The complaint asserts that the Company’s iFit® technology infringes on patents held by Cybergym and seeks preliminary and permanent injunctive relief and damages in unspecified amounts. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

The Company is also involved in several intellectual property and patent infringement claims arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, financial position or liquidity.

The Company is party to a variety of product liability lawsuits arising in the ordinary course of its business as a result of injuries sustained by customers while using a variety of its products. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations, financial position or liquidity.

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations, financial position or liquidity.

Recent Developments

In the first quarter of fiscal 2007, the Company was notified by the Internal Revenue Service that the fiscal years 2003 through 2005 would be examined. As of the date of this filing, this examination is in preliminary stages.

In fiscal 2006, the Company was notified by the United States Customs and Border Protection Agency that the fiscal year 2004 would be under examination. As of the date of this filing, the exam is in preliminary stages.

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

The New Credit Agreement and Junior Term Loan contain a number of restrictive covenants that, among other things, limit or restrict the Company's and its subsidiaries' ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, the Company is expected to comply with various financial ratios and tests, including a fixed charge coverage ratio. At September 2, 2006, the Company was in compliance with all of its debt covenants.

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

In the first quarter of fiscal 2007, the Company amended its New Credit Agreement and Junior Term Loan agreement to include losses associated with the discontinued operations from the Retail Locations as a component of the EBITDA calculation. The Amendment indicates a fiscal 2007 limit of inclusion to EBITDA of $0.8 million. Additionally, the amendment temporarily increases the permissible intercompany loan balances with foreign subsidiaries.

NOTE E - DISCONTINUED OPERATIONS

NordicTrack Retail Locations

During the fourth quarter of fiscal 2006, the Company determined that its Retail Locations would discontinue operating in the marketing and distribution of the Company’s products through retail locations throughout the United States. The Retail Locations were not part of the Company’s core business operations or its strategic focus. In addition, they were not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The results of operations for the Retail Locations have been classified as a loss from discontinued operations. The loss from operations for the Retail Locations was $0.8 million and $2.7 million for the three months ended September 2, 2006 and September 3, 2005, respectively.

In conjunction with the discontinuance of the Retail Locations, the Company performed an evaluation of its long-lived assets at the date of declaration pursuant to Statement of Financial Accounting Standards (“SFAS’) No. 144, “Accounting for the Impairment of Long-Lived Assets” and determined that certain of the fixed assets were subject to impairment loss of approximately $2.0 million in the fiscal year ended May 31, 2006. There is no related impairment costs for the three months ended September 2, 2006.

The following is a summary of the Company’s discontinued operations as of September 2, 2006 and September 3, 2005 and the comparative operating information for the first quarter ended September 2, 2006, and September 3, 2005 (table in thousands):

Three Months Ended
September 2, 2006	September 3, 2005

Gross Profit	$2,170	$2,834
Selling expenses	(2,462)	(4,778)
General and administrative	(493)	(779)

Loss from discontinued operations	$(785)	$(2,723)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

September 2, 2006	September 3, 2005

ASSETS
Current assets:
Cash	$4,037	$199
Trade accounts receivable	-	296
Other current assets	290	1,079
Assets held for sale:
Inventory	-	5,486
Property plant and equipment	-	2,604

Total assets of discontinued
operations	$4,327	$9,664

LIABILITIES
Current liabilities:
Trade accounts payable	$147	$1,133
Accrued liabilities	3,820	803

Total liabilities of discontinued
operations	$3,967	$1,936

Outdoor Recreational Equipment

During the second quarter of fiscal 2005, management determined that the Company's JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“Outdoor Recreational Equipment Operations”) which includes trampolines, spas and other non-exercise related products. The Outdoor Recreational Equipment Operations were not part of the Company’s core business operations or its strategic focus. In addition, it was not making a positive contribution to the Company’s earnings and required a substantial investment of working capital. The results of operations for the three months ended September 2, 2006 for the Outdoor Recreational Equipment Operations have been classified as a loss from discontinued operations. The loss from operations for the Outdoor Recreational Equipment Operations was $0.9 million and $2.5 million for the three months ended September 2, 2006 and September 3, 2005, respectively.

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

The following is a summary of the Company's discontinued operations for the three months ended September 2, 2006 and September 3, 2005 (in thousands):

Three Months Ended
September 2, 2006	September 3, 2005

Gross profit	$(207)	$(1,721)
Selling expenses	(38)	(214)
General and administrative	(711)	(564)

Loss from discontinued operations	$(956)	$(2,499)

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

September 2, 2006	September 3, 2005

ASSETS
Current assets:
Trade accounts receivable	$-	$4,210
Assets held for sale:
Inventory	-	2,158
Property plant and equipment	-	1,081

Total assets of discontinued
operations	$-	$7,449

LIABILITIES
Current liabilities:
Accrued liabilities	$2,654	$5,752
Reserves	1,601	2,417

Total liabilities of discontinued
operations	$4,255	$8,169

NOTE F - GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

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

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of September 2, 2006 (unaudited), May 31, 2006 and September 3, 2005 (unaudited), condensed consolidating statements of operations for the three months ended September 2, 2006 (unaudited) and the three months ended September 3, 2005 (unaudited), and condensed consolidating statements of cash flows for the three months ended September 2, 2006 (unaudited) and the three months ended September 3, 2005 (unaudited).

2.	The Company's combined Subsidiary Guarantors and combined Non-Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet September 2, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$177	$550	$1,706	$-	$2,433
Accounts receivable, net	103,804	25,512	14,621	(30,696)	113,241
Inventories, net	150,997	27,922	12,262	(675)	190,506
Deferred income taxes	-	-	-	-	-
Income tax receivable	2,096	-	-	-	2,096
Other current assets	3,272	1,005	2,627	-	6,904
Current assets of discontinued operations	-	4,327	-	-	4,327

Total current assets	260,346	59,316	31,216	(31,371)	319,507

Property and equipment, net	39,062	4,372	874	-	44,308
Receivable from affiliates	103,490	71,993	-	(175,483)	-
Intangible assets, net	16,702	6,501	692	-	23,895
Deferred income taxes	-	88	-	-	88
Investment in subsidiaries	(27,389)	-	-	27,389	-
Other assets, net	16,716	9	359	-	17,084

Total assets	$408,927	$142,279	$33,141	$(179,465)	$404,882

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$163,561	$-	$-	$-	$163,561
Accounts payable	100,189	11,315	41,973	(31,936)	121,541
Accrued expenses	17,090	14,584	4,626	-	36,300
Accrued income taxes	-	35	121	-	156
Interest payable	3,820	-	-	-	3,820
Current liabilities of discontinued operations	-	8,222	-	-	8,222

Total current liabilities	284,660	34,156	46,720	(31,936)	333,600

Long-term debt	153,492	-	-	-	153,492
Other liabilities	5,072	12,687	114	-	17,873
Payable to affiliates	65,786	82,180	26,277	(174,243)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(311,586)	(35,383)	(43,858)	79,241	(311,586)
Accumulated other comprehensive
income (loss)	9,548	11,380	(1,593)	(9,787)	9,548

Total stockholder's equity (deficit)	(100,083)	13,256	(39,970)	26,714	(100,083)

Total liabilities & stockholder's
equity (deficit)	$408,927	$142,279	$33,141	$(179,465)	$404,882

Supplemental Condensed Consolidating Balance Sheet May 31, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$(2,401)	$896	$1,768	$-	$263
Accounts receivable, net	114,283	23,467	19,287	(30,649)	126,388
Inventories, net	115,823	25,135	11,459	(967)	151,450
Deferred income taxes	-	-	-	-	-
Income tax receivable	2,096	-	-	-	2,096
Other current assets	3,127	807	1,925	-	5,859
Current assets of discontinued operations	-	4,147	-	-	4,147

Total current assets	232,928	54,452	34,439	(31,616)	290,203

Property and equipment, net	38,963	4,461	951	-	44,375
Receivable from affiliates	97,249	72,319	-	(169,568)	-
Goodwill and intangible assets, net	18,144	6,519	754	-	25,417
Deferred income taxes	-	95	-	-	95
Investment in subsidiaries	(27,103)	-	-	27,103	-
Other assets, net	20,260	42	360	-	20,662

Total assets	$380,441	$137,888	$36,504	$(174,081)	$380,752

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$125,501	$-	$-	$-	$125,501
Accounts payable	84,046	7,286	43,317	(31,657)	102,992
Accrued expenses	17,182	14,351	4,278	-	35,811
Accrued income taxes	26	290	122	-	438
Interest payable	8,021	-	-	-	8,021
Current liabilities of discontinued operations	-	15,260	-	-	15,260

Total current liabilities	234,776	37,187	47,717	(31,657)	288,023

Long-term debt	153,442	-	-	-	153,442
Other liabilities	8,119	13,032	131	-	21,282
Payable to affiliates	66,099	76,683	25,778	(168,560)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(293,587)	(37,794)	(40,996)	78,790	(293,587)
Accumulated other comprehensive
income (loss)	9,637	11,521	(1,607)	(9,914)	9,637

Total stockholder's equity (deficit)	(81,995)	10,986	(37,122)	26,136	(81,995)

Total liabilities & stockholder's
equity (deficit)	$380,441	$137,888	$36,504	$(174,081)	$380,752

Supplemental Condensed Consolidating Balance Sheet September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$(1,856)	$1,128	$1,736	$-	$1,008
Accounts receivable, net	98,599	33,056	11,777	(27,624)	115,808
Inventories, net	125,627	33,048	13,242	(964)	170,953
Deferred income taxes	406	-	578	-	984
Income tax receivable	2,249	-	-	-	2,249
Other current assets	1,563	1,866	2,041	-	5,470
Current assets of discontinued operations	2,158	14,955	-	-	17,113

Total current assets	228,746	84,053	29,374	(28,588)	313,585

Property and equipment, net	40,238	4,086	1,210	-	45,534
Receivable from affiliates	118,739	56,681	-	(175,420)	-
Intangible assets, net	21,141	6,369	941	-	28,451
Deferred income taxes	(1,036)	1,124	-	-	88
Investment in subsidiaries	(7,789)	-	-	7,789	-
Other assets, net	15,896	775	352	-	17,023

Total assets	$415,935	$153,088	$31,877	$(196,219)	$404,681

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$133,238	$-	$-	$-	$133,238
Accounts payable	92,372	19,714	33,880	(28,128)	117,838
Accrued expenses	15,237	10,223	3,363	-	28,823
Accrued income taxes	17,852	(17,409)	(443)	-	-
Interest payable	3,128	-	-	-	3,128
Current liabilities of discontinued operations	-	10,105	-	-	10,105

Total current liabilities	261,827	22,633	36,800	(28,128)	293,132

Long-term debt	153,306	-	-	-	153,306
Other liabilities	8,055	9,885	176	-	18,116
Payable to affiliates	52,620	97,822	24,474	(174,916)	-

Stockholder's equity (deficit):
Common stock and additional
paid-in capital	204,155	37,259	5,481	(42,740)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Accumulated deficit	(268,711)	(22,071)	(33,895)	55,966	(268,711)
Accumulated other comprehensive
income (loss)	6,883	7,560	(1,159)	(6,401)	6,883

Total stockholder's equity (deficit)	(59,873)	22,748	(29,573)	6,825	(59,873)

Total liabilities & stockholder's
equity (deficit)	$415,935	$153,088	$31,877	$(196,219)	$404,681

Supplemental Condensed Consolidating Statement of Operations Three months ended September 2, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$95,575	$33,788	$11,832	$-	$141,195
Cost of sales	75,408	20,157	9,726	(292)	104,999

Gross profit	20,167	13,631	2,106	292	36,196
Total operating expenses	29,043	10,580	4,358	-	43,981

Loss from operations	(8,876)	3,051	(2,252)	292	(7,785)
Interest expense	7,560	-	603	-	8,163
Amortization of deferred
financing fees	519	-	-	-	519
Equity in earnings
of subsidiaries	159	-	-	(159)	-

Income (loss) before income taxes	(17,114)	3,051	(2,855)	451	(16,467)
Provision (benefit) for income taxes	838	(1,054)	7	-	(209)

Income (loss) from continuing operations	(17,952)	4,105	(2,862)	451	(16,258)
Loss from discontinued
operations	(47)	(1,694)	-	-	(1,741)

Net income (loss)	$(17,999)	$2,411	$(2,862)	$451	$(17,999)

Supplemental Condensed Consolidating Statement of Operations Three months ended September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$97,207	$32,928	$9,417	$-	$139,552
Cost of sales	75,915	20,004	6,852	21	102,792

Gross profit	21,292	12,924	2,565	(21)	36,760
Total operating expenses	31,944	11,864	5,082	-	48,890

Loss from operations	(10,652)	1,060	(2,517)	(21)	(12,130)
Interest expense	6,152	(20)	550	-	6,682
Amortization of deferred
financing fees	433	-	-	-	433
Equity in earnings
of subsidiaries	4,042	-	-	(4,042)	-

Income (loss) before income taxes	(21,279)	1,080	(3,067)	4,021	(19,245)
Provision (benefit) for income taxes	2,969	(2,614)	-	-	355

Income (loss) from continuing operations	(24,248)	3,694	(3,067)	4,021	(19,600)
Loss from discontinued
operations	(574)	(4,648)	-	-	(5,222)

Net income (loss)	$(24,822)	$(954)	$(3,067)	$4,021	$(24,822)

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended September 2, 2006

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(25,086)	$(5,849)	$(557)	$(232)	$(31,724)

Investing Activities:
Net cash used in investing activities	(3,880)	(125)	(17)	-	(4,022)

Financing Activities:
Borrowings on revolving credit
facility, net	38,060	-	-	-	38,060
Other	(6,553)	5,823	498	232	-

Net cash provided by
financing activities	31,507	5,823	498	232	38,060

Effect of exchange rates on cash	37	(195)	14	-	(144)

Net increase (decrease) in cash	2,578	(346)	(62)	-	2,170
Cash, beginning of period	(2,401)	896	1,768	-	263

Cash, end of period	$177	$550	$1,706	$-	$2,433

Supplemental Condensed Consolidating Statement of Cash Flows Three months ended September 3, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash used in operating activities	$(15,175)	$(470)	$(1,932)	$-	$(17,637)

Investing Activities:
Net cash used in investing activities	(2,907)	(647)	(155)	-	(3,709)

Financing Activities:
Borrowings on revolving credit
facility, net	10,469	-	-	-	10,469
Other	2,361	(2,398)	37	-	-

Net cash provided by (used)
in financing activities	12,830	(2,398)	37	-	10,469

Effect of exchange rates on cash	2,603	2,658	1,590	-	6,851

Net decrease in cash	(2,649)	(857)	(520)	-	(4,026)
Cash, beginning of period	793	1,985	2,256	-	5,034

Cash, end of period	$(1,856)	$1,128	$1,736	$-	$1,008

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are one of the world's leading manufacturers and marketers of fitness equipment. We are headquartered in Logan, Utah and have approximately 3,300 employees worldwide. We develop, manufacture and market fitness equipment under the following company-owned brand names: ProForm, NordicTrack, Weslo, HealthRider, Image, Epic, Free Motion Fitness and, under license, Weider, Reebok and Gold's Gym.

The following is a discussion of our financial condition and results of operations for the three months ended September 2, 2006 and September 3, 2005. The following discussion may be understood more fully by reference to the Condensed Consolidated Financial Statements, Notes to the Condensed Consolidated Financial Statements, and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on August 29, 2006.

Forward-Looking Statements

This Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained in this report involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future" and words and terms of similar substance. Such words and terms express management's belief, expectations or intentions regarding future performance. Our actual results could differ materially from our historical operating results and from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those set forth in our Annual Report on Form 10-K and other factors and uncertainties contained in our other filings with the Securities and Exchange Commission. You are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date they were made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

Three Months Ended September 2, 2006 Compared to Three Months Ended September 3, 2005

Net sales for the three months ended September 2, 2006 increased $1.6 million, or 1.1%, to $141.2 million from $139.6 million in the corresponding three-month period ended September 3, 2005. Sales of our cardiovascular and other equipment in the three months ended September 2, 2006 increased $2.2 million, or 1.9%, to $117.0 million. Sales of our strength training equipment in the three months ended September 2, 2006 decreased $0.6 million, or a negative 2.4%, to $24.2 million. The increase in sales can be attributed to increased consumer demand for our products.

Gross profit in the three months ended September 2, 2006 was $36.2 million, or 25.6% of net sales, compared to $36.8 million, or 26.4% of net sales, in the three months ended September 3, 2005. This decrease in gross profit margin was primarily due to changes in product mix, distribution channel mix and the timely release of products.

Selling expenses decreased $0.4 million, or 1.7%, to $22.4 million in the three months ended September 2, 2006. This decrease reflected lower rent and lease, bad debt, warranty and contract labor expenses of approximately $2.5 million offset by increases in freight and transportation, commisions and advertising expenses of approximately $1.0 million. Expressed as a percentage of net sales, selling expenses were 15.9% in the three months ended September 2, 2006 compared to 16.3% in the three months ended September 3, 2005.

Research and development expenses in the three months ended September 2, 2006 were $3.0 million, compared to $2.9 million in the three months ended September 3, 2005. Expressed as a percentage of net sales, research and development expenses were 2.1% in three months ended September 2, 2006 and 2.1% in the three months ended September 3, 2005.

General and administrative expenses decreased $4.7 million, or 20.3%, to $18.5 million in the three months ended September 2, 2006. This decrease for the period can be attributed primarily to decreases in depreciation and amortization, currency transaction losses and rent and lease expenses. Expressed as a percentage of net sales, general and administrative expenses were 13.1% in the three months ended September 2, 2006 and 16.6% in the three months ended September 3, 2005.

As a result of the foregoing factors, the loss from operations was $7.8 million in the three months ended September 2, 2006 compared to loss from operations of $12.1 million in the three months ended September 3, 2005.

As a result of the foregoing factors, EBITDA (as defined under "Seasonality") was negative $2.2 million in the three months ended September 2, 2006 compared to EBITDA of negative $4.3 million in the three months ended September 3, 2005.

Interest expense, including amortization of deferred financing fees, increased $1.6 million, or 22.5%, to $8.7 million in the three months ended September 2, 2006. Expressed as a percentage of net sales, interest expense, including amortization of deferred financing fees, was 6.2% in the three months ended September 2, 2006 and 5.1% in the three months ended September 3, 2005.

The benefit from income taxes was $0.2 million in the three months ended September 2, 2006, compared to a provision for income taxes of $0.4 million in the three months ended September 3, 2005. The higher effective tax rate in the first quarter of fiscal 2006 is the result of deferred tax valuation allowances. As of September 2, 2006 we have a valuation allowance of approximately $53.5 million recorded against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in one of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year.

During the fourth quarter of fiscal 2006, we discontinued the NordicTrack Retail Locations (the “Retail Locations”). This subsidiary consisted of more than 60 NordicTrack retail outlets nationwide. The NordicTrack brand will continue to be one of our strongest competing brands in all of our distribution channels, and the discontinuance of the Retail Locations did not result in the impairment of the NordicTrack trade name. The Retail Locations operations have been classified as a discontinued operation, and its operations are not included in the results of continuing operations. The results of operations in fiscal 2007 for the Retail Locations have been reclassified to loss from discontinued operations. As of September 2, 2006, there are approximately $4.3 million of remaining assets, consisting of approximately $4.0 million of cash and $0.3 million of other current assets. The loss from operations for the Retail Locations was $0.8 million and $2.7 million for the three months ended September 2, 2006 and September 3, 2005, respectively. As the Retail Locations were not making a positive contribution to our earnings for several years, we determined that utilizing other distribution channels will be more beneficial to us.

During the third quarter of fiscal 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P. (“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years. Keys paid $4.0 million for the spa business. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”), which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2006 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of September 2, 2006, the outdoor recreational equipment operations had no assets. The loss from operations for the outdoor recreational equipment operations was $1.0 million and $2.5 million for the three months ended September 2, 2006 and September 3, 2005, respectively. The outdoor recreational equipment operations were not part of our core business operations or our strategic focus. The outdoor recreational equipment operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

As a result of the foregoing factors, net loss was $18.0 in the three months ended September 2, 2006, compared to a net loss in the three months ended September 3, 2005 of $24.8, an increase of 27.4% over the same period last year.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through early spring. As a result, the second and third quarters of every fiscal year are generally our strongest periods in terms of sales. During the first and fourth periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production.

The following are net sales, net income (loss) and EBITDA by quarter for fiscal years 2007, 2006 and 2005 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net sales
2007	$141.2	$-	$-	$-
2006	139.5	260.7	290.7	161.3
2005	129.8	276.7	301.1	163.4

Net income (loss)
2007	$(18.0)	$-	$-	$-
2006	(24.8)	(5.9)	10.3	(29.3)
2005	(20.8)	(18.1)	(0.8)	(70.3)

Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we use the non-GAAP measure of earnings before income taxes, depreciation and amortization (“EBITDA”) which is adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the reader's overall understanding of our current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The non-GAAP measures are included to provide us and investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and to provide a more consistent basis for comparison between quarters. For example, EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Further, these non-GAAP results are one of the primary indicators we use for planning and forecasting in future periods. In addition, since we have historically reported non-GAAP results to the investment community, we believe the inclusion of non-GAAP numbers provides consistency in our financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

We define EBITDA as income before interest expense, income tax expense, depreciation and amortization and certain non-recurring items. The loss on discontinuing operations incurred in the nine months ended September 3, 2005 meets the definition of "non-recurring" in relevant SEC guidelines.

This information should not be considered as an alternative to any measure of performance as promulgated under GAAP, nor should it be considered as an indicator of our overall financial performance. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

The following is a reconciliation of net income (loss) to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2007
Net loss	$(18.0)	$-	$-	$-
Add back:
Depreciation and amortization	5.6	-	-	-
Benefit of income taxes	(0.2)	-	-	-
Interest expense	8.2	-	-	-
Amortization of deferred financing fees	0.5	-	-	-
Discontinued operations	1.7	-	-	-

EBITDA	$(2.2)	$-	$-	$-

Fiscal Year 2006
Net loss	$(24.8)	$(5.9)	$10.3	$(29.3)
Add back:
Depreciation and amortization	7.9	7.0	5.1	4.6
Provision for (benefit of) income taxes	0.3	0.8	1.0	0.4
Interest expense	6.7	7.4	9.1	7.8
Loss on extinguishment of debt	-	1.7	-	-
Amortization of deferred financing fees	0.4	0.3	0.5	0.6
Discontinued operations	5.2	9.6	1.6	14.9

EBITDA	$(4.3)	$20.9	$27.6	$(1.0)

Fiscal Year 2005
Net income (loss)	$(20.8)	$(18.1)	$(0.8)	$(70.3)
Add back:
Depreciation and amortization	5.2	5.5	6.1	7.3
Provision for income taxes	(9.9)	(14.4)	(1.8)	19.1
Interest expense	6.0	7.1	8.0	6.7
Amortization of deferred financing fees	0.3	0.3	0.2	0.3
Discontinued operations	7.0	33.9	5.6	11.4

EBITDA	$(12.2)	$14.3	$17.3	$(25.5)

The following is a reconciliation of cash flows from operating activities to EBITDA by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter

Fiscal Year 2007
Net cash (used in)
operating activities	$(31.7)	$-	$-	$-
Net change in operating assets
and liabilities	19.8	-	-	-
Interest Expense	8.2	-	-	-
Discontinued operations	1.7	-	-	-
Income tax (benefit) provision-current	(0.2)	-	-	-

EBITDA	$(2.2)	$-	$-	$-

Fiscal Year 2006
Net cash provided by (used in)
operating activities	$(17.6)	$(61.1)	$31.5	$51.4
Net change in operating assets
and liabilities	1.1	64.2	(15.6)	(75.5)
Interest Expense	6.7	7.4	9.1	7.8
Discontinued operations	5.2	9.6	1.6	14.9
Income tax provision-current	0.3	0.8	1.0	0.4

EBITDA	$(4.3)	$20.9	$27.6	$(1.0)

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(47.8)	$(79.9)	$86.4	$78.9
Net change in operating assets
and liabilities	32.5	67.6	(80.9)	(141.6)
Interest Expense	6.0	7.1	8.0	6.7
Discontinued operations	7.0	33.9	5.6	11.4
Income tax (benefit) provision-current	(9.9)	(14.4)	(1.8)	19.1

EBITDA	$(12.2)	$14.3	$17.3	$(25.5)

(1)	Our first quarter ended September 2, September 3, and August 28 for fiscal years 2007, 2006 and 2005, respectively.

(2)	Our second quarter ended December 3 and November 27 for fiscal years 2006 and 2005, respectively.

(3)	Our third quarter ended March 4 and February 26 for fiscal years 2006 and 2005, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $31.7 million in the first quarter of fiscal 2007, as compared to $17.6 million of cash used by operating activities in the first quarter of fiscal 2006. In the first quarter of fiscal 2007, major sources of funds were non-cash provisions of $5.6 million for depreciation and amortization, a decrease of accounts receivable of $13.1 million and an increase in accounts payable and other accrued expenses of $19.0 million. Accounts receivable decreased as a result of lower sales for the period and partially due to decreased direct response receivables which are financed over a longer period of time. These changes were offset by a net loss of $17.4 million, and an increase in inventory of $39.1 million. The increase in inventory can be attributed to the seasonal build-up that will carry us through the forthcoming busy season. In the first quarter of fiscal 2006, major sources of funds were non-cash provisions of $7.8 million for depreciation and amortization, a decrease in income taxes receivable of $23.4 million, a decrease of accounts receivable of $7.5 million and a decrease in other assets of $4.3 million. These changes were offset by a net loss of $24.8, a decrease in accounts payable and accrued expenses of $13.4 million and an increase in inventories of $18.3 million.

Net cash used in investing activities was $4.0 million in the first quarter of fiscal 2007, compared to $3.7 million of cash used in investing activities in the first quarter of fiscal 2006. Investing activities in the first quarter of fiscal 2007 consisted primarily of capital expenditures of $3.6 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, and purchases of intangible assets of $0.4 million. Cash used in investing activities in the first quarter of fiscal 2006 consisted primarily of capital expenditures of $3.4 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment and purchases of intangible assets of $0.3 million.

Net cash provided by financing activities was $38.1 million in the first quarter of fiscal 2007, compared to $10.5 million of cash provided by financing activities in the first quarter of fiscal 2006. Cash provided by financing activities in the first quarter of fiscal 2006 and 2007 resulted from borrowings less payments on our revolving credit facility.

The following noncash transaction has been excluded from the Condensed Consolidated Statements of Cash Flows for the three months ended September 2, 2006: On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of our foreign subsidiary in Xiamen, China (“Foreign Subsidiary”) to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Our basis in the project after a year of activity was approximately $9.2 million, and we recognized a gain of $0.8 on the sale of our interest. Pursuant to the Agreement, we had 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We did not enter into an option purchase agreement or a supply agreement within the 45 day period. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our manufacturin g needs.

On October 31, 2005, we replaced our existing $275 million credit agreement with a new $290 million credit agreement (the “New Credit Agreement”). The New Credit Agreement provides for a five-year revolving line of credit up to $250 million, including issuances of letters of credit from time to time and a junior term loan (the "Junior Term Loan") of $40 million. At our option, revolving credit advances bear interest at either (a) a base rate equal to the higher of the Federal Funds Rate or the Bank of America's prime rate plus a margin which varies from 0.0% to 1.25% depending on our level of excess availablity or (b) the LIBOR rate plus a margin which varies from 1.5% to 3.0% depending on our level of excess availablity. If we meet certain EBITDA thresholds, the margins are calculated at lower rates. The Junior Term Loan bears an interest rate equal to the greater of 12.5% or the Bank of America's prime rate plus 6%. As a result of the New Credit Agreement, the remaining capitalized deferred financing fees on the existing agreement were recorded as of the date of the New Credit Agreement as loss on extinguishment of debt.

Outstanding borrowings under the New Credit Agreement are based on a percentage of eligible accounts receivable, inventory and property, plant and equipment. All loans under the New Credit Agreement are collateralized by a first priority security interest in all of our existing and subsequently acquired assets and our domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of our first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

The New Credit Agreement and Junior Term Loan contain a number of restrictive covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make restricted payments, create liens, make equity or debt investments, make certain acquisitions, modify terms of the indenture, engage in mergers or consolidations, enter into operating leases or engage in transactions with affiliates. In addition, we are expected to comply with various financial ratios and tests, including a fixed charge coverage ratio. At September 2, 2006, we were in compliance with all debt covenants.

All of our outstanding common stock, owned by HF Holdings, has been pledged to the lenders under the New Credit Agreement. If we were to default under the New Credit Agreement, the lenders would foreclose on the pledge and take control of the Company.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the New Credit Agreement. The New Credit Agreement also contains a material adverse effect ("MAE") clause which grants the agent and lenders the right to block, and serves as a condition for, our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, we have classified the outstanding borrowings under the New Credit Agreement as a short-term liability.

In the first quarter of fiscal 2007, we amended the New Credit Agreement and Junior Term Loan agreement to include losses associated with the discontinued operations from the Retail Locations as a component of the EBITDA calculation. The Amendment indicates a fiscal 2007 limit of inclusion to EBITDA of $0.8 million. Additionally, the amendment temporarily increases the permissible intercompany loan balances with foreign subsidiaries.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on our 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At September 2, 2006, we had $36.0 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

As of September 2, 2006, the balance outstanding under our existing credit agreements was $163.6 million. As of September 2, 2006, our consolidated indebtedness was approximately $317.1 million, of which approximately $153.5 million was senior indebtedness.

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows during the first quarter of fiscal 2007. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at September 2, 2006 are adequate to fund our operations through the first quarter of fiscal 2008. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through the first quarter of fiscal 2008.

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

CRITICAL ACCOUNTING POLICIES

Our discussion of financial condition and results of operations relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our annual report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 2006 are those that depend most heavily on these judgments and estimates. As of September 2, 2006, there have been no material changes to any of the critical accounting policies contained therein.

RECENT DEVELOPEMENTS

In the first quarter of fiscal 2007, we were notified by the Internal Revenue Service that the fiscal years 2003 through 2005 would be under examination. As of the date of this filing, the exam is in preliminary stages.

In fiscal 2006, we were notified by the United States Customs and Border Protection Agency that the fiscal year 2004 would be under examination. As of the date of this filing, the exam is in preliminary stages.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes Accounting Principles Board (“APB”) No. 25, "Accounting for Stock Issued to Employees, and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. We adopted SFAS No. 123R in the first quarter of fiscal 2007, and it did not have a significant impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We have adopted SFAS No. 151, and the results of its adoption did not have a significant impact on the financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” which amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 to clarify and define appropriate treatment for hybrid financial instruments. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact to the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The effective date of this statement is the first fiscal year that begins after September 15, 2006. We do not believe the adoption of this statement will have a significant impact to the financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. We do not believe the adoption of this interpretation will have a significant impact to the financial statements.

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

We use long-term and medium-term debt as a source of capital. At September 2, 2006, we had approximately $153.5 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our New Credit Agreement has variable interest rates, and any fluctuation in interest rates could increase or decrease our interest expense. At September 2, 2006, we had approximately $163.6 million in outstanding variable rate debt.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany and Asia. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of September 2, 2006, we had foreign currency contracts in the form of forward exchange contracts in the amounts of approximately $2.5 million in U.S. dollars. The unrealized loss associated with these contracts was $0.1 million loss in U.S. dollars. These unrealized losses are included in the statement of operations. The market risk inherent in these instruments was not material to our consolidated financial condition, results of operations, or cash flow for the period ended September 2, 2006. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

ITEM 4  -  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-5(e) and 15d-5(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 2, 2006 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

(b)
Changes in Internal Controls. Since the Evaluation Date, there have not been any changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect such controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note C in Item 1 of Part I.

Item 1A.	Risk Factors

None. There are no material changes from risk factors included in the Form 10-K filed on August 29, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits
	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: October 17, 2006

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial Officer
(Principal Accounting Officer), and Treasurer
Date: October 17, 2006

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002